Form 10KSB
period 1998-12-31
RIGID AIRSHIP USA INC
filed 1999-06-28
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          DATE OF REPORT: June 18, 1999

                   COMMISSION FILE NUMBER ____________________

                               RIGID AIRSHIP USA, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

             Nevada                                       88-0410474
---------------------------------                     -------------------
  (STATE OR OTHER JURISDICTION)                       (IRS EMPLOYER I.D.)
OF INCORPORATION OR ORGANIZATION)

                                 130 87th Street
                             Stone Harbor, NJ 08247
                         Telephone Number (609) 368-1106
                            Fax Number (609) 368-6446
          -------------------------------------------------------------
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                             1800 East Sahara Avenue
                                   Suite # 107
                             Las Vegas, Nevada 89104
          -------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, OF CHANGE SINCE LAST ADDRESS)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered

               (NONE)
    ------------------------------     -----------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (AMENDED BY EXCH ACT REL NO 28869, UTIL ACT REL NO 25254, INV CO ACT REL NO 17791, EFF 5/1/91.)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of 12/31/98 was $967,902, based on existence of 297,816 shares non-affiliated with $3.25 average price per share.

         The number of shares of the registrant's common stock $.001 par value outstanding as of December 31, 1998 was 28,964,316.

PART I

Item 1.  BUSINESS

         On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. The common shares acquired represented approximately (89.89) % of the total outstanding common stock and 100% of the preferred shares of the registrant, and effectively constituted a majority stockholding position. The company entered into an agreement to license the USA rights to the Rigid Airship design concept, in exchange for the transfer of 26,000,000 (twenty six million) shares of common stock, 20,000,000 (twenty million) shares of preferred stock, and a royalty of 3% of the gross revenues of the company. The company has an exclusive license agreement to manufacture, operate, and market in the US the unique design concept of the Rigid Airship.

         The Company changed its business operations, majority ownership, and name on November 10, 1998. Rigid Airship USA has entered the business of alternative air transportation carriers in the form of operating, marketing, and manufacturing classic Rigid Airships. Designed to operate in the lower altitude below 5,000 feet, which is nearly free of commercial air traffic, the first Rigid Airships will convey 150 passengers. Cruising at approximately 75 miles per hour, the Rigid Airship employs six engines which power large, slowly-turning propellers, producing only a small fraction of the noise level common to conventional commercial aircraft. Distinctly different from pressurized airships known as blimps, the Rigid Airship's rigid structure provides hull space for the comforts associated with ocean cruise ships. Employing some of the technology and design of the famous Zeppelins which began the world's first airline in 1910, the Rigid Airship will exploit modern improvements in engines, fabrics, electronics, aluminum, modern day radar, and avionics. Employing fire retardant helium as a lifting gas, the Rigid Airship will provide spacious, comfortable, hotel-like amenities to passengers enjoying smooth, quiet cruising. With elegant dining, lounging, and entertainment centers, the airships provide incomparable panoramic enjoyment through large viewing windows.

Item 2. PROPERTIES
         None

Item 3. LEGAL PROCEEDINGS
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 10, 1998, Director and the majority shareholder took shareholders action without a meeting of shareholders to change the name of the company from Synfuel Technology to Rigid Airship USA, Inc., and to effect a reverse stock split of the company's issued and outstanding shares of common stock on a one share for three shares basis.


PART II

Item 5. MARKET FOR COMMON SHARES

         Symbol RAIR   OTC: Bulletin Board

         As of 12/31/98:

         28,401,671 shares outstanding of which 230,811 were free-trading. 1,903 shareholders.

Item 6. SELECTED FINANCIAL DATA

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   ORGANIZATION

The Company was incorporated on September 22, 1983 under the laws of the state of Utah with authorized common capital stock of 50,000,000 shares at $0.001 par value with the name of Charter Resources, Inc. On April 7, 1988 the articles of incorporation were amended to authorize 20,000,000 shares of non voting, non convertible, cumulative preferred stock at $0.001 par value. During 1988 the cumulative provision on the preferred stock was deleted and the non voting was changed to voting and during April 1999 the authorized was increased to 20,100,000 shares.

On January 13, 1995 the company changed its domicile to the state of Nevada in connection with a name change to CTRI, Inc. On April 20, 1995 the name was changed to Synfuel Technology, Inc. and on November 9, 1998 the name was changed to Rigid Airship USA, Inc.

Since inception the Company completed five reverse stock splits of its common capital stock and its preferred capital stock. This report has been prepared showing after stock split shares from inception.

Since inception the Company has been in the development stage and has been engaged in seeking business opportunities. During 1998 the Company transferred all of its remaining assets. Note 6.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS

The Company recognizes income and expenses based on the accrual method of accounting.

DIVIDEND POLICY

The Company has not yet adopted a policy regarding payment of dividends.

INCOME TAXES

At December 31, 1998, the Company had a net operating loss carry forward of $4,399,157. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in stockholders.

The loss carryforward expires starting in the years 1999 through 2020.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.   AIRSHIP LICENSE

On November 4, 1998 the company purchased a license from a related party (to become effective on the delivery of the first airship outlined below) to manufacture and sell an airship by the issuance of 26,000,000 common shares and 20,000,000 preferred shares, a payment of $1,000,000 (past due at the report date), and a 3% royalty on future sales.

Part of the license agreement includes the purchase of two completed airships for a purchase price of 120,000,000 Netherlands Guilders and provides for an advance deposit of $4,000,000 to start construction of the airships. At the report date the company did not have the working capital to complete the terms of the contract.

The license is shown in the balance sheet with no value.

4.   RELATED PARTIES

Related parties have acquired 89.9% of the outstanding common shares and all of the preferred shares of the Company.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


5.   GOING CONCERN

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary to pay its debts and for any planned activity and the management of the company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the company to operate in the future.

Management recognizes that if it is unable to raise additional capital, the Company cannot operate in the future.

6.   TRANSFER OF REMAINING ASSETS

On November 1, 1998 the Company sold and transferred all of its remaining assets in exchange for the assumption of its liabilities, the issuance of 150,000 shares of its common capital stock, and a payment of $150,000. After the transfer date there was a dispute over the assumed liabilities which had not been settled, and therefore they continue to be carried on the books of the Company as of year-end 1998. $269,222 of the amounts shown in the balance sheet may be barred by the statute of limitations.

7.   CONTINUING AND CONTINGENT LIABILITIES

On April 20, 1998 the Company issued 23 (post split) preferred shares, as payment for debt. On December 1, 1991 the board of directors approved the retirement on the preferred stock by the issuance of common stock at the rate of one share of common for two shares of preferred, and during December and January 1992, 11 shares of the preferred stock were retired. Since that time the Company has been unable to locate the remaining owners of the preferred shares and has reserved 6 shares of its common stock to make the exchange. If the exchange cannot be made the liquidation value of the preferred shares still outstanding could amount to in excess of $140,000, however management believes there will be no claims.

See note 3 for contractual payments due in the future.

Item 7. MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

         The financial statements for 1998 effectively represent the operations of the former businesses of the company when operating as Synfuel Technology, Inc. On November 9, 1998, the company disposed of all of its assets and liabilities. The company agreed to transfer all of its existing assets and business to San Pedro Securities whereby the company paid San Pedro Securities the sum of $200,000, in exchange for the assumption of any and all liabilities of the company, in order for the company to explore new business opportunities. Subsequent to the transfer date, there was a dispute over the assumed liabilities. Totaling $465,643 in accounts payable, the liabilities continued to be carried on the books of the company as of 12/31/98. $269,222 of the $465,643 shown on the year-end balance sheet are expected to be barred by the statue of limitations. In 1999, the company issued shares to a third party in exchange for the third party's assumption of all previously existing liabilities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             RIGID AIRSHIP USA, INC.

                         FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    DECEMBER 31, 1998, AND DECEMBER 31, 1997

ANDERSEN ANDERSEN & STRONG, L.C.                   941East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
Certified Public Accounts and Business Consultants        Telephone 801-486-0096
Member SEC Practice Section of the AICPA                        Fax 801-486-0098
                                                        E-mail Kandersen@msn.com


Board of Directors
Rigid Airship USA, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance  sheet of Rigid  Airship USA, Inc. (a development stage company) at December 31, 1998 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, and 1997, and the period from September 22, 1983 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rigid Airship USA, Inc. at December 31, 1998, and the results of operations, and cash flows for the years ended December 31, 1998, and 1997 and the period from September 22, 1983 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the working capital necessary to pay its debts and for any future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
May 8, 1999

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS

     Cash                                                          $        --
                                                                   ===========
        Total Current Assets                                                --
                                                                   ===========

OTHER ASSETS

     Airship license - Note 3                                               --
                                                                   -----------
                                                                   $        --
                                                                   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable - note 6                                     $   465,643
                                                                   -----------
        Total Current Liabilities                                           --
                                                                   -----------

STOCKHOLDERS' EQUITY

     Preferred stock
         20,100,000 voting shares authorized, at $0.001 par value;
         20,000,012 shares issued and outstanding - note 1              20,000

     Common stock
          50,000,000 shares authorized, at $0.001 par
          value; 28,964,316 shares issued and outstanding               28,964

     Capital in excess of par value
                                                                     3,884,550
     Deficit accumulated during the development stage               (4,399,157)

        Total Stockholders' Equity                                    (465,643)
                                                                   -----------
                                                                   $        --
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                                       RIGID AIRSHIP USA, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997, AND THE PERIOD
                     SEPTEMBER 22, 1983 (DATE OF INCEPTION) TO DECEMBER 31, 1998

----------------------------------------------------------------------------------------------------



                                                                                     SEPT 22, 1983
                                                       DEC 31         DEC 31      (DATE OF INCEPTION)
                                                        1998           1997        DECEMBER 31, 1998
                                                     -----------    -----------    -----------------
REVENUES                                             $     3,411    $    56,300       $   132,986

EXPENSES                                                 514,868        221,662         2,807,081
                                                     -----------    -----------       -----------

NET LOSS - OPERATIONS                                $  (511,457)   $  (165,362)      $(2,674,095)

OTHER LOSSES
   Provision for reduction in value of assets and
    Losses on sale of assets - Note 6                   (683,330)      (730,907)       (1,725,062)
                                                     -----------    -----------       -----------

NET LOSS                                              (1,194,787)      (896,269)       (4,399,157)
                                                     -----------    -----------       -----------

NET LOSS PER COMMON SHARE

   Basic                                             $      (.53)   $     (7.24)


AVERAGE OUTSTANDING SHARES

   Basic                                               2,235,174        123,876
                                                     -----------    -----------

             The accompanying notes are an integral part of these financial statements.

                                         RIGID AIRSHIP USA, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997, AND THE PERIOD
                       SEPTEMBER 22, 1983 (DATE OF INCEPTION) TO DECEMBER 31, 1998

--------------------------------------------------------------------------------------------------------

                                                                                         SEPT 22, 1983
                                                            DEC 31         DEC 31     (DATE OF INCEPTION)
                                                             1998           1997       DECEMBER 31, 1998
                                                          -----------    -----------   -----------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

    Net loss                                              $(1,194,787)   $  (896,269)     $(4,399,157)

    Adjustments to reconcile net loss to
          net cash provided by operating
          activities

          Bad debts                                             5,134          5,700               --
          Depreciation and amortization                            --            950               --
          Provision for reduction in value of assets
             and losses on sale of assets                     683,330        730,907        1,725,062
         Changes in accounts receivable                            --         (1,434)              --
          Changes in accounts payable                          11,440         26,512               --
         Capital stock issued for expenses and services       294,780        115,019        1,968,233
                                                          -----------    -----------      -----------

             Net Cash from Operations (deficit)              (200,103)       (18,615)        (705,862)

CASH FLOWS FROM INVESTING
   ACTIVITIES

         Purchase of securities                                              (16,548)
          Purchase of real property and leases                               (72,727)
                                                                         -----------
                                                                             (89,275)

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock              200,000         10,000          705,862
           Net changes in notes payable                            --         94,576               --
                                                          -----------    -----------      -----------
                                                              200,000        104,576          705,862

    Net Increase (Decrease) in Cash                              (103)        (3,314)              --
     Cash at Beginning of Period                                  103          3,417               --
                                                          -----------    -----------      -----------

      Cash at End of Period                               $        --    $       103      $        --
                                                          -----------    -----------      -----------

               The accompanying notes are an integral part of these financial statements.

                                     RIGID AIRSHIP USA, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997, AND THE PERIOD
                   SEPTEMBER 22, 1983 (DATE OF INCEPTION) TO DECEMBER 31, 1998

------------------------------------------------------------------------------------------------

           SCHEDULE OF NONCASH OPERATING EXPENSES, INVESTING, AND FINANCING ACTIVITIES


                                   STATED IN POST SPLIT SHARES

Issuance of 9 common shares for shares in Fruitee, Inc. - 1984                          $  8,400
Issuance of 13 common shares for payment of debt - 1986                                  110,500
Issuance of 12 common shares for mining claims - 1988                                    169,920
Issuance of 23 preferred shares for payment of debt - 1988                                54,929
Issuance of 59 common shares for rights for magnetic device - 1989                        53,000
Issuance of 124 common shares for services and expenses - 1990                           111,900
Issuance of 100 common shares for assets, payment of debt, service, & expenses - 1991     99,000
Issuance of 5 common shares for assets, payment of debt, and services - 1992              10,500
Issuance of 360 common shares for services - 1994                                          3,244
Issuance of 167 common shares for services - 1995                                          1,500
Issuance of 986 common shares for assets, services, and expenses - 1995                  475,835
Issuance of 22 common shares for services - 1996                                          21,200
Issuance of 167 common shares  for prepaid telephone time                                 20,000
Issuance of 423 common shares for services - 1996                                        405,601
Issuance of 1,322 common shares for coal leases -Sheridan County, Wyoming - 1996          16,520
Issuance of 2,500 common shares for 24,000 preferred shares - 1996                       106,500
Issuance of 167 common shares for services - 1996                                         75,000
Issuance of 417 common shares for Itex Trade credits - 1996                              200,225
Issuance of 46,666 common shares for real property - Dickinson, Tx - 1996                180,000
Issuance of 41 common shares for services - 1996                                          22,000
Issuance of 1,994 common shares for equity in real property - Louisiana - 1996           660,912
Issuance of  73 common shares for advertising - 1997                                       4,350
Issuance of 43 common shares for services - 1997                                          26,000
Issuance of 64,917 common shares for real property - Plaquermine, Pa - 1997                7,790
Issuance of 8,333 common shares for services - 1997                                          250
Issuance of 48 common shares for expenses - 1998                                              72
Issuance of 34,334 common shares for service - 1998                                       51,500
Issuance of 20,000 common shares for shares in Col North Rail - 1998                      30,010
Issuance of 148,501 common shares for services and expenses - 1998                       222,751
Issuance of 2,413,250 common shares for services - 1998                                   48,265
Issuance of 26,000,000 common shares for airship license - 1998                               --
Issuance of 20,000,000 preferred shares for airship license - 1998                            --
Issuance of 150,000 common shares for services - 1998                                     30,000

         A MEMBER OF ACF INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE


                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1998

================================================================================

ASSETS

CURRENT ASSETS

   Cash                                $     --
                                       --------
       Total Current Assets                  --
                                       --------

OTHER ASSETS

   Airship license -  Note 3                 --
                                       --------

                                       $     --
                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts  payable - Note 6          $465,643
                                       --------
       Total Current Liabilities        465,643
                                       --------

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DOW W. STEWART, 54, President, Treasurer, and Director, appointed November 16, 1998. Formerly 19 years Merrill Lynch, Chief Financial and Administrative Officer Global Institutional Sales and Trading, Global Equities and Research Divisions, Group Manager Office of Corporate Strategy. RJ Walls & Company, Senior Managing Partner, Treasurer and CFO. Stone & McCarthy Research Associates, Chief Operating Officer and Treasurer.

         ELENORA SHUMSKI, 33, Secretary. Formerly publicly traded real estate development firm, architectural and interior furnishings. Background in investor relations, SEC filings, receivables, payables, purchasing, payroll, business software, office management, inventory control, client and vendor relations.

Item 11. EXECUTIVE COMPENSATION

         Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. These shares represented approximately (89.89)% of the total outstanding stock of the Company and effectively constituted a majority stockholding position.

Item 13. CERTAIN RELATIONSHIPS

         The company entered into an agreement with Rigid Airship Holdings NV to license to the registrant the USA rights to the Rigid Airship design concept, in exchange for the transfer of 26,000,000 (twenty six million) shares of common stock, 20,000,000 (twenty million) shares of preferred stock, and a royalty of 3% of the gross revenues of the company. The registrant thereby secured an exclusive license agreement to operate, manufacture, and market in the US the unique design concept of the Rigid Airship.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 28, 1999                  By: /s/ DOW W. STEWART
     --------------------               ----------------------------------------
                                             Dow W. Stewart, Director and
                                             President

Date: June 28, 1999                 By: /s/ ELENORA SHUMSKI
     --------------------               ----------------------------------------
                                            Elenora Shumski, Secretary