Form 10QSB
period 1999-09-30
RIGID AIRSHIP USA INC
filed 1999-11-15
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                               September 30, 1999

                        DATE OF REPORT: November 2, 1999

                            RIGID AIRSHIP USA , INC.
               (Exact Name of Registrant as Specified in Charter)

           Nevada                         000-25187            88-0410474
(STATE OR OTHER JURISDICTION NO.) (COMMISSION FILE NUMBER) (IRS EMPLOYER  I.D.)

                                 130 87th Street
                             Stone Harbor, NJ 08247
                         Telephone Number (609) 368-1106
                            Fax Number (609) 368-6446
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                             1800 East Sahara Avenue
                                   Suite # 107
                             Las Vegas, Nevada 89104
                                  702-939-0390

          (FORMER NAME OR FORMER ADDRESS, OF CHANGE SINCE LAST ADDRESS.

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered

             (NONE)
-------------------------------        -----------------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [] No

         The number of shares of the registrant's common stock $.001 par value outstanding as of September 30, 1999 was 28,951,983.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
--------------------------------------------------------------------------------




ASSETS                                                                $       --
                                                                      ----------
CURRENT ASSETS

   Cash                                                               $       --
                                                                      ----------
     Total Current Assets                                                     --
                                                                      ----------

OTHER ASSETS
                                                                              --
                                                                      ----------

                                                                      $
                                                                      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


     Total Current Liabilities                                        $       --
                                                                      ==========

PART I

Item 1.  BUSINESS

         The Company changed its business operations, majority ownership, and name on November 10, 1998. Rigid Airship USA has entered the business of alternative air transportation carriers in the form of operating, marketing, and manufacturing classic Rigid Airships. Designed to operate in the lower altitude below 10,000 feet, which is nearly free of commercial air traffic, the first Rigid Airships will convey 150-250 passengers. Cruising at approximately 75 miles per hour, the Rigid Airship employs six engines which power large, slowly-turning propellers, producing only a small fraction of the noise level common to conventional commercial aircraft. Rigid Airships will have exceptional range, and be capable of staying aloft for periods exceeding two weeks.

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

         The Company intends to conclude design specifications of its prototype airship on or around year-end, 1999. It plans to construct a hangar and airfield in Lelystad, near Amsterdam, The Netherlands, where the first airship will be assembled and tested to meet certification specifications of the Dutch government. Preliminary planning schedules anticipate the prototype being aloft around year-end, 2001. Thereafter, plans call for construction of future airships within the United States that will fulfill airship certification requirements of the Federal Aviation Association. Rigid Airship intends to construct and operate passenger cruise airships within the United States, and expects subsequently to design and assemble cargo airships.

Item 2.  PROPERTIES
         None

Item 3.  LEGAL PROCEEDINGS
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 19, 1999, Director and majority shareholders approved the change from the original guarantor who was to assume all liabilities existing when the Company assumed control from SynFuel technology in November, 1998. The failure of the previous guarantor to complete the contract resulted in rescinding 1.8 million restricted shares. The 1.8 million restricted shares were then issued to Altas Free Enterprise Corp., in consideration for which Atlas assumed Rigid's $465,643 in accounts payable liabilities which appeared on Rigid's year-end 1998 balance sheet. The exchange of aged accounts payable for shares resulted in Rigid having no liabilities on its September 30, 1999 balance sheet.

PART II

Item 5.  MARKET FOR COMMON SHARES

         Symbol RAIR   OTC: Bulletin Board

         As of 09/30/1999:

         28,951,983 shares outstanding of which 169,652 were free-trading. 1,911 shareholders.

Item 6.  SELECTED FINANCIAL DATA

Item 7.  MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

         On November 9, 1998, the company disposed of all of its assets and liabilities. The company agreed to transfer all of its existing assets and business to San Pedro Securities whereby the company paid San Pedro Securities the sum of $200,000, in exchange for the assumption of any and all liabilities of the company. Subsequent to the transfer date, there was a dispute over the assumed liabilities. Totaling $465,643 in accounts payable, the liabilities continued to be carried on the books of the company as of 12/31/98. In September, 1999, the company issued shares to Atlas Free Enterprise Corp. in exchange for Atlas's assumption of all previously existing liabilities (see Part I, Item 4.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements

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

         ELENORA SHUMSKI, 34, Secretary. Formerly publicly traded real estate development firm, architectural and interior furnishings. Background in investor relations, SEC filings, receivables, payables, purchasing, payroll, business software, office management, inventory control, client and vendor relations.

Item 11. EXECUTIVE COMPENSATION

         Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. These common shares represented approximately (89.89) % of the total outstanding common stock of the Company and effectively constituted a majority stockholding position.

Item 13. CERTAIN RELATIONSHIPS

         Not Applicable.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 12, 1999             By:     /s/ DOW W. STEWART
                                            ------------------------------------
                                            Dow W. Stewart, Director and
                                            President

Date: November 12, 1999             By:     /s/ ELENORA SHUMSKI
                                            ------------------------------------
                                            Elenora Shumski, Secretary