Form 10QSB
period 1999-03-31
RIGID AIRSHIP USA INC
filed 2000-03-01
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ________________

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                        Date of report: February 28, 2000

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

                             1800 East Sahara Avenue
                                   Suite # 107
                             Las Vegas, Nevada 89104
                         Telephone Number (702) 939-0390
          (Former Name or Former Address, of change since last address.

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

   The number of shares of the registrant's common stock $.001 par value outstanding as of March 31, 1999 was 29,151,983.

PART I

Item 1.  BUSINESS

         The Company changed its business operations, majority ownership, and name on November 10, 1998. Rigid Airship USA has entered the business of alternative air transportation carriers in the form of operating, marketing, and manufacturing classic Rigid Airships. Designed to operate in the lower altitude below 10,000 feet, which is nearly free of commercial air traffic, the first Rigid Airships will convey between 150 and 250 passengers. Cruising at approximately 75 miles per hour, the Rigid Airship employs six engines which power large, slowly-turning propellers, producing a small fraction of the noise level common to conventional commercial aircraft. Rigid Airships will have exceptional range, and be capable of staying aloft for periods of nearly two weeks.

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

         The Company intends to conclude design specifications of its prototype airship on or around year-end, 1999. It plans to construct a hangar and airfield in Lelystad, near Amsterdam, The Netherlands, where the first airship will be assembled and tested to meet certification specifications of the Dutch government. Preliminary planning schedules anticipate the prototype being aloft toward year-end, 2001. Thereafter, plans call for construction of future airships within the United States that will fulfill airship certification requirements of the Federal Aviation Association. Rigid Airship intends to construct and operate passenger cruise airships within the United States, and expects subsequently to design and assemble cargo airships.

Item 2. PROPERTIES
         None

Item 3. LEGAL PROCEEDINGS
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


PART II

Item 5. MARKET FOR COMMON SHARES

         Symbol RAIR   OTC: Bulletin Board

         As of 03/31/1999:

         29,151,983 shares outstanding of which 229,144 were free-trading. 1,903 shareholders.

Item 6.  SELECTED FINANCIAL DATA


Item 7.  MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

         On November 9, 1998, the company which was acquired in order to establish Rigid Airship USA disposed of all of its assets and liabilities. The company agreed to transfer all of its existing assets and business to San Pedro Securities whereby the company paid San Pedro Securities the sum of $200,000, in exchange for the assumption of any and all liabilities of the company. Subsequent to the transfer date, there was a dispute over the assumed liabilities. Totaling $465,643 in accounts payable, the liabilities continued to be carried on the books of the company as of 12/31/98.

         Rigid Airship USA is not currently generating revenue sufficient to fund operating costs. The company's ability to alleviate its working capital deficit and obtain capital sufficient to fund future costs associated with operations and expansion plans is dependent upon Rigid Airship Holdings NV's commitment to continue funding the company's operation, the private placement of our securities, and realization of projected sales of the company's products. There is no assurance that such revenues will be generated or that other funding will be available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DOW W. STEWART, 55, President, Treasurer, and Director, appointed November 16, 1998. Formerly 19 years Merrill Lynch, Chief Financial and Administrative Officer Global Institutional Sales and Trading, Global Equities and Research Divisions, Group Manager Office of Corporate Strategy. RJ Walls & Company, Senior Managing Partner, Treasurer and CFO. Stone & McCarthy Research Associates, Chief Operating Officer and Treasurer. Graduate of Dartmouth College.

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

Item 13. CERTAIN RELATIONSHIPS

         Not Applicable.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 1999

================================================================================



ASSETS

CURRENT ASSETS

   Cash                                                         $       --
                                                                 ---------
       Total Current Assets                                             --
                                                                 ---------

OTHER ASSETS

                                                                        --
                                                                 ---------


                                                                 =========

LIABILITIES

CURRENT LIABILITIES

   Accounts payable - Note Item 7                                 $465,643

       Total Current Liabilities                                        --
                                                                 =========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: 2/29/00                  By:   /s/ DOW W. STEWART
     -----------------------         -------------------------------------------
                                         Dow W. Stewart, Director and President


Date: 2/29/00                  By:   /s/ ELENORA SHUMSKI
     -----------------------         -------------------------------------------
                                         Elenora Shumski, Secretary