Form 10QSB
period 1999-06-30
RIGID AIRSHIP USA INC
filed 2000-03-01
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
                  1934 For the quarterly period ended June 30, 1999

                        DATE OF REPORT: February 28, 2000

                             RIGID AIRSHIP USA, INC.
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

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
             (NONE)
   ---------------------------------   -----------------------------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No


  The number of shares of the registrant's common stock $.001 par value outstanding as of June 30, 1999 was 28,964,316.

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

Item 2. PROPERTIES
         None

Item 3. LEGAL PROCEEDINGS
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None



PART II

Item 5. MARKET FOR COMMON SHARES

         Symbol RAIR   OTC: Bulletin Board

         As of  06/30/1999:

         28,964,316 shares outstanding of which 229,144 were free-trading. 1,901 shareholders.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. These shares represented approximately (89.89) % of the total outstanding stock of the Company and effectively constituted a majority stockholding position.

Item 13. CERTAIN RELATIONSHIPS

         Not Applicable.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1999

================================================================================




ASSETS

CURRENT ASSETS

   Cash                                                         $      --
                                                                ---------
       Total Current Assets                                            --
                                                                ---------

OTHER ASSETS

                                                                       --
                                                                ---------


                                                                =========



LIABILITIES

CURRENT LIABILITIES

   Accounts payable - Note Item 7                               $ 465,643

       Total Current Liabilities                                       --
                                                                =========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: 02/29/00                    By: /s/ DOW W. STEWART
      ---------------------           ------------------------------------------
                                          Dow W. Stewart, Director and President


Date: 02/29/00                    By: /s/ ELENORA SHUMSKI
      ---------------------           ------------------------------------------
                                          Elenora Shumski, Secretary