Form 10QSB
period 2000-03-31
RIGID AIRSHIP USA INC
filed 2000-04-12
CIK 1075245

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                        DATE OF REPORT: April 5, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares of the registrant's common stock $.001 par value outstanding as of March 31, 2000 was 28,968,316.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2000

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
                                                                      ----------

OTHER ASSETS
                                                                              --
                                                                      ----------

                                                                      $       --
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Account Payable                                                    $   29,108

     Total Current Liabilities                                        $   29,108
                                                                      ==========

PART I

Item 1.     BUSINESS

            Rigid Airship USA intends to construct and have certified classic rigid airships, initially 180 meters in length. The Company will then commence its business of manufacturing, operating, and marketing Rigid Airships. Designed to operate in altitudes below 12,000 feet, which are nearly free of commercial air traffic, the first Rigid Airships will convey 100-200 passengers. Cruising at approximately 75 miles per hour, the Rigid Airship will employ six engines to power large, slowly-turning propellers, producing only a small fraction of the noise level common to conventional commercial aircraft. Rigid Airships will have exceptional range, and be capable of staying aloft for periods exceeding two weeks.

         Distinctly different from pressurized airships known as blimps, the Rigid Airship's rigid structure provides hull space for the comforts associated with ocean cruise ships. Employing some of the technology and design of the famous Zeppelins which began the world's first airline in 1919, the Rigid Airship will exploit modern improvements in engines, fabrics, electronics, aluminum, modern day radar, and avionics. Employing fire retardant helium as a lifting gas, the Rigid Airship will provide spacious, comfortable, hotel-like amenities to passengers enjoying smooth, quiet cruising. With elegant dining, lounging, and entertainment centers, the airships provide incomparable panoramic enjoyment through large viewing windows.

            Plans call for construction of airships within the United States that will fulfill airship certification requirements of the Federal Aviation Association. Rigid Airship USA intends to construct and operate passenger cruise airships within the United States, and subject to market demand, may subsequently design and assemble airships for other applications.

Item 2.     PROPERTIES

            None

Item 3.     LEGAL PROCEEDINGS

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

PART II

Item 5.     MARKET FOR COMMON SHARES

            Symbol RAIR OTC: Bulletin Board

            As of 03/31/2000:

            28,968,316 shares outstanding of which 366,319 were free-trading. 1907 shareholders.

Item 6.     SELECTED FINANCIAL DATA

Item 7.     MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

            The Company had no revenue or expenses during the first quarter of 2000 There exist on the balance sheet $29,108 in accounts payable due a shareholder who has loaned the Company funds for SEC filing, office supplies, telephone, and professional expenses incurred during 1999.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Financial Statements

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

            The company has entered into an agreement whereby Sanville and Company of Abington, Pennsylvania will become principal accountant for the Company. After moving its headquarters to New Jersey, the company elected to select a certifying accountant closer to the company than the former accountant, who is based in Utah.

            There had been no disagreements with the previous accountant during the previous two final years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. The common shares acquired represent approximately 89.9 % of the currently outstanding common stock of the Company, and effectively constitute a majority stockholding position.

Item 13.    CERTAIN RELATIONSHIPS

            Not Applicable.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  _____________________        By:     /s/ DOW W. STEWART
                                            ------------------------------------
                                            Dow W. Stewart, Director and
                                            President

Date:_______________________        By:     /s/ ELENORA SHUMSKI
                                            ------------------------------------
                                            Elenora Shumski, Secretary