Form 10QSB
period 2000-06-30
RIGID AIRSHIP USA INC
filed 2000-08-09
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                                 June 30, 2000

                        DATE OF REPORT: July 31, 2000

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


         The number of shares of the registrant's common stock $.001 par value outstanding as of June 30, 2000 was 28,968,316.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 June 30, 2000
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
                                                                      ----------

OTHER ASSETS
                                                                              --
                                                                      ----------

                                                                      $       --
                                                                      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Account Payable                                                    $   29,109

     Total Current Liabilities                                        $   29,109
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

Item 2.  PROPERTIES
         None

Item 3.  LEGAL PROCEEDINGS
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

PART II

Item 5.  MARKET FOR COMMON SHARES

         Symbol RAIR OTC: Bulletin Board

         As of 06/30/2000:

         28,968,316 shares outstanding of which 366,319 were free-trading. 1901 shareholders.

Item 6.  SELECTED FINANCIAL DATA

Item 7.  MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

         The Company had no revenue or expenses during the second quarter of 2000. There exist on the balance sheet $29,109 in accounts payable due a shareholder who has loaned the Company funds for SEC filing, office supplies, telephone, and professional expenses incurred during 1999.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         The company entered into an agreement whereby Sanville and Company of Abington, Pennsylvania became principal accountant for the Company. After moving its headquarters to New Jersey, the company elected to select a certifying accountant closer to the company than the former accountant, who is based in Utah.

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

Date:  July 31, 2000                By:     /s/ DOW W. STEWART
                                            ------------------------------------
                                            Dow W. Stewart, Director and
                                            President

Date:  July 31, 2000                By:     /s/ ELENORA SHUMSKI
                                            ------------------------------------
                                            Elenora Shumski, Secretary