Form 10KSB
period 1999-12-31
RIGID AIRSHIP USA INC
filed 2000-08-11
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                          DATE OF REPORT: July 31, 2000


                             RIGID AIRSHIP USA, INC.

                      --------------------------------------------------
                      (Exact Name of Registrant as Specified in Charter)

             Nevada                                               88-0410474
---------------------------------   ----------------------    ------------------
(STATE OR OTHER JURISDICTION NO.)   COMMISSION FILE NUMBER)   IRS EMPLOYER I.D.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (&229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (AMENDED BY EXCHANGE ACT REL NO 28869, UTIL ACT REL NO 25254, INV CO ACT REL NO 17791, EFF 5/1/91.)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of 12/31/99 was $653,030 based on existence of 2,968,316 shares non-affiliated with $0.22 average price per share.

     The number of shares of the registrant's common stock $.001 par value outstanding as of December 31, 1999 was 28,968,316.

PART I

Item 1.  BUSINESS

The Company intends to construct and have certified, then market, manufacture, and operate 180-meter rigid airships in the US. Based upon design specifications of Rigid Airship Design N.V. in The Netherlands, rigid airships to be constructed by Rigid Airship USA will be intended principally for use as air cruising ships. The size and configuration of subsequent airships to be built in the US will be in response to market demand and certification specifications as developed by the FAA.

On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. The common shares acquired represented approximately (89.89) % of the total outstanding common stock and 100% of the preferred shares of the registrant, and effectively constituted a majority stockholding position.

The Company changed from previous its business operations, majority ownership, and name on November 10,1998. Rigid Airship USA is in the business of operating, marketing, and manufacturing classic Rigid Airships. Designed to operate in the lower altitude below 12,000 feet, which is nearly free of commercial air traffic, the first Rigid Airships will convey 100-200 passengers. Cruising at approximately 75 miles per hour, the Rigid Airship employs six engines which power large, slowly-turning propellers, producing a small fraction of the noise level common to conventional commercial aircraft. Distinctly different from pressurized airships known as blimps, the Rigid Airship's rigid structure provides hull space for the comforts associated with ocean cruise ships. Employing some of the technology and design of the famous Zeppelins which began the world's first airline in 1919, the Rigid Airship will exploit modern improvements in engines, fabrics, electronics, aluminum, modern day radar, and avionics. Employing fire retardant helium as a lifting gas, the Rigid Airship will provide spacious, comfortable, hotel-like amenities to passengers enjoying smooth, quiet cruising. With elegant dining, lounging, and entertainment centers, the airships provide incomparable panoramic enjoyment through large viewing windows.

Item 2. PROPERTIES
         None

Item 3. LEGAL PROCEEDINGS
         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 9, 1999, Director and the majority shareholder took shareholders action without a meeting of shareholders to rescind 1,800,000 restricted shares previously issued for services subsequently not performed. The Company then issued 1,800,000 shares to Atlas Free Enterprise Corporation to assume $463,643 in accounts payable liabilities, removing the liabilities from the Company's balance sheet on September 9, 1999.

See Item 7. MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA


PART II

Item 5. MARKET FOR COMMON SHARES

         Symbol RAIR  OTC: Bulletin Board

         As of 12/31/99:

         28,968,316 shares outstanding of which 366,319 were free-trading. 1,908 shareholders.
                                       2

Item 6. SELECTED FINANCIAL DATA

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
  Rigid Airship USA, Inc.
  Stone Harbor, New Jersey

We have audited the accompanying balance sheet of Rigid Airship USA, Inc. (a development stage company) as of December 31, 1999 and the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rigid Airship USA, Inc. as of December 31, 1998 were audited by other auditors whose report was dated May 8, 1999, on those statements included an explanatory paragraph that described the company's ability to continue as a going concern discussed in Note 5 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Rigid Airship USA, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company does not have the working capital necessary to pay its debts and for any future planned activity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Abington, Pennsylvania
July 11, 2000                                       Certified Public Accountants

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           December 31, 1999 and 1998
                                                                   1999              1998
                                                                  -----------    -----------
                                     ASSETS
Current assets
  Cash                                                            $        --    $        --

                                                                  -----------    -----------
            Total current assets                                           --             --
                                                                  -----------    -----------


Other assets

Airship license (Note 3)                                                   --             --
                                                                  -----------    -----------
            Total assets                                          $        --    $        --
                                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current liabilities
    Accounts payable                                              $        --    $   465,643
     Due to shareholder                                                29,109             --
                                                                  -----------    -----------

           Total current liabilities                                   29,109        465,643
                                                                  -----------    -----------

Stockholders' equity
      Preferred stock $.001 par value; 20,100,000 voting shares
        authorized, 20,000,012 shares issued and outstanding           20,000         20,000
     Common stock $.001 par value; 50,000,000 authorized,
        28,964,316 shares issued and outstanding                       28,964         28,964
     Capital in excess of par value                                 4,350,193      3,884,550
     Deficit accumulated during the development stage              (4,428,266)    (4,399,157)
                                                                  -----------    -----------

           Total stockholders' equity                                 (29,109)      (465,643)
                                                                  -----------    -----------


                Total liabilities and stockholders' equity        $        --    $        --
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                            Statements of Operations
              For the years ended December 31, 1999, 1998 and 1997
   and the Period September 22, 1983 (date of inception) to December 31, 1999

                                                                                              September 23,
                                                                                              1983 (Date of
                                                                                              Inception) to
                                                December 31,    December 31,   December 31,   December 31,
                                                   1999              1998         1997            1999
                                               -------------    -------------  -------------  -------------
Revenues                                       $          --    $       3,411  $      56,300  $     132,986

Expenses                                              29,109          514,868        221,662      2,836,190
                                               -------------    -------------  -------------  -------------

Net loss - operations                                (29,109)        (511,457)      (165,362)    (2,703,204)


Other losses
  Provision for reduction in value of assets
   and losses on sale of assets                           --         (683,330)      (730,907)    (1,725,062)
                                               -------------    -------------  -------------  -------------


    Net loss                                   $     (29,109)   $  (1,194,787) $    (896,269) $  (4,428,266)
                                               =============    =============  =============  =============


Net loss per common share
     Basic                                     $        0.00    $       (0.53) $       (7.24)
                                               =============    =============  =============

Average shares outstanding
    Basic                                         28,964,316        2,235,174        123,876
                                               =============    =============  =============

The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              For the years ended December 31, 1999, 1998 and 1997

                                                   Common Stock      Preferred Stock     Capital in
                                                 -----------------   ---------------     excess of     Accumlated
                                                 Shares     Amount   Shares   Amount     par value     Deficit             Total
                                                 ------     ------   ------   ------     ---------     ----------       -----------
Balances - December 31, 1996                     73,343   $   74      12   $ --        $ 3,142,658   $(2,308,101)       $   834,631

Issuance of common shares for
advertising - February 1997                          73       --      --     --              4,350            --              4,350

Issuance of common shares for
cash - March 1997                                   417       --      --     --             10,000            --             10,000

Issuance of common shares for
services - April 1997                                43       --      --     --             26,000            --             26,000

Issuance of common shares for real
property - Plaquemine, LA - August 1997          64,917       65      --     --              7,725            --              7,790

Issuance of common shares for
services - December 1997                          8,333        8      --     --                242            --                250

Additional value of common shares
issued for Itex Trade Credits                        --       --      --     --             57,604            --             57,604

Net operating loss for the year ended
December 31, 1997                                    --       --      --     --                 --      (896,269)          (896,269)
                                                -------   ------   -----   ----         ----------   -----------        -----------
Balance December 31, 1997                       147,126   $  147      12     --         $3,248,579   $(3,204,370)       $    44,356

Issuance of common shares for
expenses - January and April - 1998                  48       --      --     --                 72            --                 72

Issuance of common shares for
services at $1.50 - May and August - 1998        34,334       34      --     --             51,466            --             51,500

Issuance of common shares for shares
of Col North Rail - January and August -
1998 at $1.50                                    20,000       20      --     --             29,990            --             30,010


The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              For the years ended December 31, 1999, 1998 and 1997
              ----------------------------------------------------

                                                 Common Stock            Preferred Stock      Capital in
                                               -----------------        ------------------    excess of     Accumlated
                                               Shares     Amount        Shares      Amount    par value       Deficit       Total
                                               ------     ------        ------      ------   -----------    ----------   -----------

Issuance of common shares for services and
  expenses at $1.50 Oct. and Nov. 1998           148,501   $   149          --   $     --   $   222,602    $        --  $   222,751

Issuance of common stock for cash at $4.00
  - Nov. 1998 (under Reg D exemption)              50,00        50          --         --       199,950             --      200,000

Issuance of common shares for services at
  $.02 - Dec. 1998                             2,413,250     2,413          --         --        45,852             --       48,265

Issuance of common shares for purchase of
  airship license - Dec. 1998 - Note 3        26,000,000    26,000          --         --       (26,000)            --           --

Issuance of preferred shares for purchase of
  airship license - Dec. 1998 - Note 3                --        --  20,000,000     20,000       (20,000)            --           --

Issuance of common shares for services at
  $.20 - 1998                                    150,000       150          --         --        29,850             --       30,000

Issuance of common shares resulting from
  reverse stock split - 1998                       1,057         1          --         --            (1)            --           --

Additional value of common shares issued
  for Itex Trade Credits                              --        --          --         --       102,190             --      102,190

Net operating loss for the year ended
  December 31, 1998                                   --        --          --         --            --     (1,194,787)  (1,194,787)
                                              ----------   -------  ----------   --------   -----------    -----------   ----------
Balance December 31, 1998                     28,964,316   $28,964  20,000,012   $ 20,000   $ 3,884,550    $(4,399,157)  $ (465,643)

  The accompanying notes are an integral part of these financial statements.


                             RIGID AIRSHIP USA, INC.

                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                          Common Stock            Preferred Stock      Capital in
                                     ----------------------  -----------------------   excess of   Accumlated
                                       Shares      Amount      Shares       Amount     par value   Deficit       Total
                                     ----------  ----------  -----------  ----------  -----------  ----------  ---------
Rescinding and re-issuance of common
  shares for assumption of liabilities        -  $        -            -  $        -  $  465,643  $         -  $ 465,643

Net operating loss for the year
ended December 31, 1999                       -           -            -           -           -     ( 29,109)   (29,109)
                                     ----------  ----------   ----------  ----------  ----------  -----------  ---------
BALANCE DECEMBER 31, 1999            28,964,316  $   28,964   20,000,012  $   20,000  $4,350,193  $(4,428,266) $ (29,109)
                                     ==========  ==========   ==========  ==========  ==========  ===========  =========

  The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997
 And for the Period September 22, 1983 (date of inception) to December 31, 1999
                                                                                            September 23,
                                                                                            1983 (Date of
                                                                                            Inception) to
                                                    1999           1998           1997    December 31, 1999
                                                -----------    -----------    ----------- -----------------
Cash flows from operating activities
     Net loss                                   $   (29,109)   $(1,194,787)   $  (896,269)   $(4,428,266)
     Adjustments to reconcile net loss
       to net cash provided by (used in):
        operating activities:
        Bad debts                                        --          5,134          5,700             --
         Depreciation and amortization                   --             --            950             --
         Provision for reduction in value of
          assets and losses on sale of assets            --        683,330        730,907      1,725,062

    Changes in assets and liabilities:
       (Increase) decrease
          Accounts receivable                            --             --         (1,434)            --
       Increase (decrease)
          Accounts payable                               --         11,440         26,512             --
           Due to shareholder                        29,109                                       29,109
    Capital stock issued for expenses
       and services                                      --        294,780        115,019      1,968,233
                                                -----------    -----------    -----------    -----------


   Net cash used in operating activities                 --       (200,103)       (18,615)      (705,862
                                                -----------    -----------    -----------    -----------

Cash flows from investing activities
  Purchase of securities                                 --             --        (16,548)            --
  Purchase of real property and leases                   --             --        (72,727)            --
                                                -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                       Statement of Cash Flows (Continued)
                For the Years Ended December 31, 1999, 1998, 1997
 And for the Period September 22, 1983 (date of inception) to December 31, 1999

                                                                                  September 23,
                                                                                  1983 (date of
                                                                                  inception) to
                                                1999        1998         1997     December 31, 1999
                                               --------   ---------    ---------  -----------------
   Net cash used in investing activities             --          --      (89,275)          --

Cash flows from financing activities
   Net change in notes payable                       --          --       94,576           --

   Proceeds from issuance of common stock            --     200,000       10,000      705,862
                                               --------   ---------    ---------    ---------

   Net cash provided by financing activities         --     200,000      104,576      705,862
                                               --------   ---------    ---------    ---------

    Net decrease in cash                             --        (103)      (3,314)          --
                                               --------   ---------    ---------    ---------

Cash - beginning of period                           --         103        3,417           --
                                               --------   ---------    ---------    ---------


Cash - end of period                           $     --   $      --    $     103    $      --
                                               ========   =========    =========    =========


The accompanying notes are an integral part of these financial statements.


                                        RIGID AIRSHIP USA, INC.
                                     (A Development Stage Company)
                                       Statements of Cash Flows
                         For the Years Ended December 31, 1999, 1998, and 1997
            And for the Period September 22, 1983 (Date of Inception) to December 31, 1999

                  Schedule of Non-Cash Operating, Investing and Financing Activities
                                      Stated in Post Split Shares

Issuance of 9 common shares for shares in Fruitee, Inc. - 1984                                $    8,400
Issuance of 13 common shares for payment of debt - 1986                                          110,500
Issuance of 12 common shares for mining claims - 1988                                            169,920
Issuance of 23 preferred shares for payment of debt - 1988                                        54,929
Issuance of 59 common shares for rights for magnetic device - 1989                                53,000
Issuance of 124 common shares for services and expenses - 1990                                   111,900
Issuance of 100 common shares for assets, payment of debt, service & expenses - 1991              99,000
Issuance of 5 common shares for assets, payment of debt, and services - 1992                      10,500
Issuance of 360 common shares for services - 1994                                                  3,244
Issuance of 167 common shares for services - 1995                                                  1,500
Issuance of 986 common shares for assets, services and expenses - 1995                           475,835
Issuance of 22 common shares for services - 1996                                                  21,200
Issuance of 167 common shares for prepaid telephone time                                          20,000
Issuance of 423 common shares for services - 1996                                                405,601
Issuance of 1,322 common shares for coal leases - Sheridan County, Wyoming - 1996                 16,520
Issuance of 2,500 common shares for 24,000 preferred shares - 1996                               106,500
Issuance of 167 common shares for services - 1996                                                 75,000
Issuance of 417 common shares for Itex Trade credits - 1996                                      200,225
Issuance of 46,666 common shares for real property - Dickinson, TX - 1996                        180,000
Issuance of 41 common shares for services - 1996                                                  22,000
Issuance of 1,994 common shares for equity in real property - Louisiana -1996                    660,912
Issuance of 73 common shares for advertising - 1997                                                4,350
Issuance of 43 common shares for services - 1997                                                  26,000
Issuance of 64,917 common shares for real property - Plaquermine, PA - 1997                        7,790
Issuance of 8,333 common shares services - 1997                                                      250
Issuance of 48 common shares for expenses - 1998                                                      72
Issuance of 34,334 common shares for services - 1998                                              51,500
Issuance of 20,000 common shares in Col North Rail - 1998                                         30,010
Issuance of 148,501 common shares for services and expenses - 1998                               222,751
Issuance of 2,413,250 common shares for services - 1998                                           48,265
Issuance of 26,000,000 common shares for airship license - 1998                                        -
Issuance of 26,000,000 preferred shares for airship license - 1998                                     -
Issuance of 150,000 common shares for services - 1998                                             30,000
Issuance of 4,000 common shares for services - 1999                                                    -
Rescinding of 1,800,000 common shares for failure to perform services - 1999                     ( 1,800)
Issuance of 1,800,000 common shares for assumption of liabilities - 1999                         465,643


   The accompanying notes are an integral part of these financial statements.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.      ORGANIZATION

        The Company was incorporated on September 22, 1983 under the laws of the state of Utah with authorized common capital stock of 50,000,000 shares of $0.001 par value with the name of Charter Resources, Inc. On April 7, 1988 the articles of incorporation were amended to authorize 20,000,000 shares of non-voting, non-convertible, cumulative preferred stock at $0.001 par value. During 1988 the cumulative provision on the preferred stock was deleted and the non voting was changed to voting and during 1999 the authorized was increased to 20,100,000 shares.

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

        Since inception the Company has been in the development stage and has been engaged in seeking business opportunities. During 1998 the Company transferred all of its remaining assets (Note 6) and during 1999, disposed of most of its liabilities.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ACCOUNTING METHODS

        The Company recognizes income and expenses based on the accrual method of accounting.

        DIVIDEND POLICY

        The Company has not yet adopted a policy regarding payment of dividends.

        INCOME TAXES

        At December 31, 1999, the Company had a net operating loss carry forward of approximately $4,000,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because of use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in stockholders.

        The loss carry forward expires starting in the years 1999 through 2019.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits.

        FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values. The values are not necessarily indicative of the amount that the Company could realize in a current market exchange.

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

        Part of the license agreement included the purchase of two completed airships for a purchase price of 120,000,000 Netherlands Guilders and provided for an advance deposit of $4,000,000 to start construction of the airships. At the report date the company did not have the working capital to complete the terms of the contract, and the license agreement was terminated.

4.      RELATED PARTIES

        Rigid Airship Holdings, N.V. owns 26 million (89.8%) of the outstanding common shares and all of the preferred shares of the Company.

        The Company owed a shareholder $29,109 at December 31, 1999.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

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

6.     TRANSFER OF REMAINING ASSETS AND ASSUMPTION OF LIABILITIES

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

        On November 9, 1998, Rigid Airship USA's predecessor company (Synfuel Technology Inc.) agreed to transfer all of its existing assets and business to San Pedro Securities whereby the Company paid San Pedro Securities the sum of $200,000, in exchange for the assumption of any and all liabilities of the Company, in order for the Company to explore new business opportunities. Subsequent to the transfer date, there was a dispute over the assumed liabilities. totaling $465,643 in accounts payable. The liabilities continued to be carried on the books of the Company until September 9, 1999, when the Company issued shares to a third party in exchange for the third party's assumption of all previously existing liabilities.

        On September 9, 1999, the Company rescinded 1,800,000 restricted common shares issued to Prime Capital Holdings in November of 1998 due to Prime Capital's failure to perform contracted services, which included arranging for the 1998 transfer of the predecessor company's assets in exchange for the assumption of all of its liabilities. The Company then issued 1,800,000 restricted common shares to Atlas Free Enterprise, Inc., a Panamanian company, in exchange for the assumption of $465,643 accounts payable liabilities that had remained on the Company's balance sheet through September 8, 1999.

7.       CONTINUING AND CONTINGENT LIABILITIES

        On April 10, 1998 the Company issued 23 (post split) preferred shares, as payment for debt. On December 1, 1991 the board of directors approved the retirement on the preferred stock by the issuance of common stock at the rate of one share of common for two shares of preferred, and during December 1991 and January 1992, 11 shares of the preferred stock were retired. Since that time the Company has been unable to locate the remaining owners of the preferred shares and has reserved 6 shares of its common stock to make the exchange. If the exchange cannot be made the liquidation value of the preferred shares still outstanding could amount to in excess of $140,000, however management believes there will be no claims.

                             RIGID AIRSHIP USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

7.      CONTINUING AND CONTINGENT LIABILITIES (Continued)

        See Note 3 for contractual payments due in the future.


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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Not applicable.



Item 13. CERTAIN RELATIONSHIPS

          A majority of Company shares are owned by Rigid Airship Holdings NV, a Curacao corporation, which in 1998 acquired 26,000,000 shares of common stock and 20,000,000 of preferred shares.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2000                    By: /s/ DOW W. STEWART
     --------------------               ----------------------------------------
                                             Dow W. Stewart, Director and
                                             President

Date: July 31, 2000                    By: /s/ ELENORA SHUMSKI
     --------------------               ----------------------------------------
                                            Elenora Shumski, Secretary