Form 10QSB
period 2000-09-30
RIGID AIRSHIP USA INC
filed 2000-12-19
CIK 1075245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                        OF 1934 For the nine months ended
                               September 30, 2000

                        DATE OF REPORT: December 18, 2000

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

         The number of shares of the registrant's common stock $.001 par value outstanding as of September 30, 2000 was 24,822,158.

PART I

Item 1.  BUSINESS

         The Company changed its business operations, majority ownership, and name on November 10, 1998. Rigid Airship USA has entered the business of alternative air transportation carriers in the form of operating, marketing, and manufacturing classic Rigid Airships. Designed to operate in the lower altitude below 10,000 feet, which is nearly free of commercial air traffic, the first Rigid Airships will convey up to 150 passengers. Cruising at speeds of approximately 75 miles per hour, the Rigid Airship will employ six engines which power large, slowly-turning propellers, producing only a small fraction of the noise level common to conventional commercial aircraft. Rigid Airships will have exceptional range, and be capable of staying aloft for periods exceeding two weeks.

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

         The Company intends to conclude design specifications of its prototype passenger airship during 2001. It plans to construct the first airship to meet certification specifications of the Federal Aviation Association. Thereafter, Rigid Airship USA intends to construct and operate passenger cruise airships in the United States, and may subsequently design and assemble other airships for purposes which may include cargo, search and rescue, border patrol, surveillance, and television broadcasting platforms.

Item 2.  PROPERTIES

         None

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In consideration of a 1-for-2 reverse split effective in August of 2000, the Board of Directors voted to amend the Articles of Incorporation to adjust the number of common shares authorized. On July 25, 2000, a majority of shareholders voted by written consent to amend Article IV of the Company's Articles of Incorporation to adjust for the reverse split its authorized capitalization to 36,000,000 (thirty six million) shares of common stock each having a par value of one-tenth of one cent ($.001). At the date of the shareholders' written consent, the Corporation had a total of 28,968,316 (pre-split) shares of common stock issued and outstanding and entitled to vote, and a total of 26,000,000 shares consented to adopt the capitalization Amendment

         In August of 2000, the Board of Directors approved submitting to a majority of shareholders for vote an agreement whereby the Company would acquire all of the capital stock of Rigid Airship Design N.V. and Rigid Airship B.V., both companies based in Holland, in exchange for 10,340,000 of Rigid Airship USA's common shares. Five shareholders owning a total of 13,000,000 (90%) of the 14,482,158 common shares outstanding at the time voted by written consent to approve the acquisition and issuance of shares, with the effective date of the acquisition to be retroactive to April 30, 2000. The President and Director executed assignment and share purchase agreements on behalf of the Company. The financial statements for the newly acquired companies are combined into Rigid Airship USA for the nine months ended September 30, 2000.

PART II

Item 5.  MARKET FOR COMMON SHARES

         Symbol RGDA OTC: Bulletin Board

         As of 09/30/2000:

         24,822,158 shares outstanding of which 195,734 were free-trading. 1,902 shareholders.

Item 6.  SELECTED FINANCIAL DATA

         None.

Item 7.  MANAGEMENTS DISCUSSION OF ANALYSIS OF FINANCIAL DATA

         To reflect the acquisitions by the Company of its Dutch affiliates, the Company's financial data has been consolidated to include that of Rigid Airship Design N.V. and Rigid Airship B.V. for the nine months ended 9/30/2000. The Dutch affiliates balance sheets and operating results were converted from Dutch florins, which at the September period-end were equivalent to 2.5345 U.S. dollars.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                               September 30, 2000

                                     ASSETS

Current assets
     Cash and cash equivalents                                    $     74,239
     Prepaid expenses                                                   11,866

            Total current assets                                        86,105
                                                                  ------------

Property and equipment, net                                            226,943
                                                                  ------------

Other assets
     Taxes receivable                                                  416,610
     Airship license                                                        --
                                                                  ------------

            Total other assets                                         416,610
                                                                  ------------

            Total assets                                          $    729,658
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Current liabilities
     Accounts payable and accrued expenses                        $    837,429
     Interest payable                                                  131,030
     Taxes payable                                                     310,846
                                                                  ------------

            Total current liabilities                                1,279,305

  Non-current liabilities
     Payable to shareholders                                         5,873,578
                                                                  ------------

            Total liabilities                                        7,152,883
                                                                  ------------

Stockholders' equity
     Preferred stock $.001 par value; 20,100,000 voting shares          20,000
       authorized, 20,000,012 shares issued and outstanding
     Common stock $.001 par value; 36,000,000 authorized,
       24,822,158 shares issued and outstanding                         24,822)
     Capital in excess of par value                                  4,401,682
     Deficit accumulated during the development stage              (10,869,729)
                                                                  ------------

            Total stockholders' equity                              (6,423,225)
                                                                  ------------

                Total liabilities and stockholders' equity        $    729,658
                                                                  ============

                             RIGID AIRSHIP USA, INC.
                          (A Development Stage Company)
                            Statements of Operations
                  For the nine months ended September 30, 2000


Revenues                             $         --

Expenses
                                     ------------

  Operating and personnel expenses        436,938
  Research and development                312,988
  Interest expense                        108,645
  Other expenses                          102,852
                                     ------------

      Total expenses                      961,423
                                     ------------

    Net loss                         $   (961,423)
                                     ============

Net loss per common share
         Basic                       $      (0.04)
                                     ============

Average shares outstanding
         Basic                         24,822,158


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DOW W. STEWART, 55, President, Treasurer, and Director, appointed November 16, 1998. Formerly 19 years Merrill Lynch, Chief Financial and Administrative Officer Global Institutional Sales and Trading, Chief administrative Officer Global Equities and Research Divisions, Group Manager Office of Corporate Strategy. RJ Walls & Company, Senior Managing Partner, Treasurer and CFO. Stone & McCarthy Research Associates, Chief Operating Officer and Treasurer.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         On November 9, 1998, Rigid Airship Holdings NV, a Curacao Corporation, acquired 26,000,000 shares of common stock and 20,000,000 of preferred stock of the company. The common shares acquired represented approximately 89.89% of the total outstanding common stock of the Company and effectively constituted a majority stockholding position.

Item 13. CERTAIN RELATIONSHIPS

         Not Applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  December 19, 2000            By:     /s/ DOW W. STEWART
       -----------------                    ------------------------------------
                                            Dow W. Stewart, Director and
                                            President

Date:  December 19, 2000            By:     /s/ ELENORA SHUMSKI
       -----------------                    ------------------------------------
                                            Elenora Shumski, Secretary
                                        6